Form 10-K
period 2005-12-31
LEHMAN ABS CORP GOLDMAN SACHS NOTE-BK SER 2003-12
filed 2006-03-27
CIK 1258541

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

        For the fiscal year ended December 31, 2005

                                      or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
             TIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                       Commission File Number:  001-31772


                            Lehman ABS Corporation,
                            -----------------------
                                 on behalf of:

  Corporate Backed Trust Goldman Sachs Group Note-Backed Series 2003-12 Trust
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     13-3447441
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

745 Seventh Avenue, New York, New York                 10019
-----------------------------------------   -----------------------------
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                      Name of Registered Exchange
--------------                                      ---------------------------

Corporate Backed Trust Certificates, Goldman Sachs     New York Stock Exchange
      Group Note-Backed Series 2003-12                        ("NYSE")



Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.
Yes /  /   No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes /  /   No /X/


Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes /X/   No /  /


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes /  /   No /X/

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

                                    PART I

Item 1. Business.
-----------------
      Not Applicable

Item 1A. Risk Factors.
----------------------
      Not Applicable

Item 1B. Unresolved Staff Comments.
-----------------------------------
      Not Applicable

Item 2.  Properties.
-------------------
      Not Applicable

Item 3.  Legal Proceedings.
---------------------------
      None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
      None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity.
---------------------------
      The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operation.
---------------------
      Not Applicable

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

Item 9B.  Other Information.
----------------------------
      None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
      Not Applicable

Item 11.   Executive Compensation.
----------------------------------
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
----------------------
      Not Applicable

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
      None

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------
      Not Applicable



                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------

          (a)  The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


-------------------------------------------------------------------------------
                 Trust Description              Distribution Date     Filed on
-------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Goldman       02/15/2005       02/28/2005
Sachs Group Note-Backed Series 2003-12 Trust       08/15/2005       08/26/2005
-------------------------------------------------------------------------------


               2.   None.

               3.   Exhibits:

                    31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.3 - Report of Aston Bell, CPA.

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

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:  March 27, 2006            By:   /s/ CHARLES M. WEAVER
                                     ---------------------------------------
                                  Name:  Charles M. Weaver
                                  Title: Senior Vice President

                                 EXHIBIT INDEX

      -------------------------------------------------------------------
       Reference
       Number per        Description of Exhibits      Exhibit Number
      Item 601 of                                     in this Form 10-K
      Regulation SK
      -------------------------------------------------------------------
                 Certification by Senior Vice
                 President of the Registrant pursuant
        (31.1)   to 15 U.S.C. Section 7241, as adopted     31.1
                 pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
      -------------------------------------------------------------------
                 Annual Compliance Report by Trustee
                 pursuant to 15 U.S.C. Section 7241,
        (31.2)   as adopted pursuant to Section 302 of     31.2
                 the Sarbanes-Oxley Act of 2002.
      -------------------------------------------------------------------
        (31.3)   Report of Aston Bell, CPA.                31.3
      -------------------------------------------------------------------